Form 10-Q/A
period 1995-09-30
COASTAL 1987 DRILLING PROGRAM LTD
filed 1996-01-04
CIK 812067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                  Amendment #1
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     This Amendment to Form 10-Q is being filed in order to correct Part II,
Item 6, Exhibits and Reports on Form 8-K only. All other items and exhibits of the Registrant's Form 10-Q for the quarterly period ended September 30, 1995 are unaffected and are not filed as part of this Amendment.

                          PART II -- OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

            27 - Financial Data Schedule

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COASTAL 1987 DRILLING PROGRAM, LTD.
                                             (Registrant)

                                  By Its General Partner,
                                  Coastal Limited Ventures, Inc.


Date:  January 3, 1996      By:                 COBY C. HESSE
                                 ----------------------------------------------

                                                Coby C. Hesse
                                            Senior Vice President
                                         (As Authorized Officer and
                                          Chief Accounting Officer)