Form 10-Q
period 1996-03-31
COASTAL 1987 DRILLING PROGRAM LTD
filed 1996-05-14
CIK 812067

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 1996
                                       OR
  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
  For the transition period from __________ to __________

Commission file number 0-16693

                      COASTAL 1987 DRILLING PROGRAM, LTD.
             (Exact name of registrant as specified in its charter)


            TEXAS                                    76-0214087
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


                 COASTAL TOWER
              NINE GREENWAY PLAZA
                HOUSTON, TEXAS                   77046-0995
    (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (713) 877-1400

                                ---------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

   The financial statements of the Coastal 1987 Drilling Program, Ltd., a Texas limited partnership (the "Program"), are presented herein and are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments; however, all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. Such results are not necessarily indicative of results to be expected for the year.



                      COASTAL 1987 DRILLING PROGRAM, LTD.
                                 BALANCE SHEET
                             (Thousands of Dollars)


                                                    MARCH 31,   December 31,
                     ASSETS                           1996          1995
                                                   -----------  ------------
                                                   (Unaudited)

Current Assets:
 Cash and cash equivalents.......................     $    13        $    48
 Accounts receivable - affiliates................          94            122
                                                      -------        -------
   Total Current Assets..........................         107            170
                                                      -------        -------

Gas and Oil Properties - at full-cost............      17,753         17,751
 Less accumulated depreciation and amortization..      16,857         16,828
                                                      -------        -------
                                                          896            923
                                                      -------        -------
                                                      $ 1,003        $ 1,093
                                                      =======        =======


     LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:

 Accounts payable - affiliates...................     $   23         $   98

Long-Term Liabilities:
 Accounts payable - affiliate....................         87             86

Partners' Capital................................        893            909
                                                      ------         ------
                                                      $1,003         $1,093
                                                      ======         ======

                       See Note to Financial Statements.

                      COASTAL 1987 DRILLING PROGRAM, LTD.
                         STATEMENT OF PARTNERS' CAPITAL
                             (Thousands of Dollars)


                                  Three Months Ended
                                      March 31,
                                 --------------------
                                   1996       1995
                                 --------  ----------
                                     (Unaudited)

General Partner:
 Balance, beginning of period..    $   9      $   11
 Earnings (loss)...............        -           -
 Distributions.................        -           -
                                   -----      ------
   Balance, end of period......        9          11
                                   -----      ------

Limited Partners:
 Balance, beginning of period..      900       1,143
 Earnings (loss)...............       33         (12)
 Distributions.................      (49)        (37)
                                   -----      ------
   Balance, end of period......      884       1,094
                                   -----      ------

                                   $ 893      $1,105
                                   =====      ======


                            STATEMENT OF OPERATIONS
          (Thousands of Dollars, Except per Limited Partnership Unit)

                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                      1996      1995
                                                    --------  ---------
                                                        (Unaudited)

Revenues:
 Sale of gas and oil..............................     $ 180     $ 173
 Interest and other...............................         -         1
                                                       -----     -----
                                                         180       174
                                                       -----     -----

Costs and Expenses:
 Lease operating..................................       101       125
 Administrative fee...............................        17        19
 Depreciation and amortization....................        29        42
                                                       -----     -----
                                                         147       186
                                                       -----     -----

Net Earnings (Loss)...............................     $  33     $ (12)
                                                       =====     =====

Net Earnings (Loss) Per Limited Partnership Unit..     $2.33     $(.85)
                                                       =====     =====

                       See Note to Financial Statements.

                      COASTAL 1987 DRILLING PROGRAM, LTD.
                            STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)


                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                            1996       1995
                                                                         --------    --------
                                                                             (Unaudited)

Cash Flows From Operating Activities:
 Net earnings (loss)...................................................        $  33   $ (12)
                                                                               -----   -----
 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization.....................................           29      42
     Decrease in accounts receivable - affiliates......................           28      15
     Decrease in accounts payable - affiliates.........................          (74)    (10)
                                                                               -----   -----
       Total adjustments...............................................          (17)     47
                                                                               -----   -----
         Net cash provided by operating activities.....................           16      35
                                                                               -----   -----

Cash Flows From Investing Activities:
 Capital expenditures..................................................           (2)     (6)
 Proceeds from the sale of property and equipment......................            -       -
                                                                               -----   -----
   Net cash used by investing activities...............................           (2)     (6)
                                                                               -----   -----

Cash Flows From Financing Activities:
 Distributions paid....................................................          (49)    (37)
                                                                               -----   -----
   Net decrease in cash and cash equivalents...........................          (35)     (8)
   Cash and cash equivalents at beginning of the period................           48      40
                                                                               -----   -----
   Cash and cash equivalents at end of the period......................        $  13   $  32
                                                                               =====   =====



                          NOTE TO FINANCIAL STATEMENTS

   For additional information relative to operations and financial position, reference is made to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. For purposes of the Statement of Cash Flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Partnership Payout balance decreased by $78,000 in the first quarter of 1996 to $9,610,000 as of March 31, 1996, compared to the original balance of $14,141,000. Partnership Payout will not have been achieved at termination of the Partnership on January 1, 1997.

   A cash distribution of $2.80 per limited partnership unit was made for the first quarter of 1996, bringing aggregate distributions since inception of the Program to $228.30 per $1,000 unit.


                             RESULTS OF OPERATIONS

   The Program's results of operations for the comparable three month periods ended March 31, 1996 and 1995, are as follows:

   Revenues from the sale of production in the first quarter of 1996 increased $7,000 (4%) over the 1995 first quarter. Natural gas revenues were down $5,000 (8%) reflecting a decrease in production volumes to 30 million cubic feet in the 1996 first quarter compared with 42 million cubic feet in the 1995 first quarter partially offset by an increase in the net weighted average price of natural gas to $1.73 per thousand cubic feet in the first quarter of 1996 from $1.29 per thousand cubic feet in the first quarter of 1995. Crude oil, condensate and natural gas liquids revenues increased $12,000 (11%), reflecting an increase in production volumes to 7,144 barrels from 7,086 barrels and an increase in the net weighted average price of crude oil, condensate and natural gas liquids to $16.19 per barrel in the 1996 first quarter from $14.63 per barrel in the 1995 first quarter.

   The decrease in natural gas volumes was primarily attributable to normal production declines.

   Lease operating expense decreased $24,000 (19%) primarily due to decreased operations and maintenance expenses. Depreciation and amortization expense decreased $13,000 (31%) primarily as a result of decreased rates and decreased production volumes.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1996.


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

                               COASTAL 1987 DRILLING PROGRAM, LTD.
                                               (Registrant)

                               By Its General Partner,
                               Coastal Limited Ventures, Inc.


Date:  May 13, 1996            By:  COBY C. HESSE
                                  ----------------------------------
                                    Coby C. Hesse
                                    Senior Vice President
                                    (As Authorized Officer and
                                    Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                         Description
- ------                         -----------

  27      Financial Data Schedule