Form 10-Q
period 1996-06-30
COASTAL 1987 DRILLING PROGRAM LTD
filed 1996-08-13
CIK 812067

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                                        OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission file number 0-16693



                       COASTAL 1987 DRILLING PROGRAM, LTD.
             (Exact name of registrant as specified in its charter)



              Texas                                              76-0214087
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



              Coastal Tower
          Nine Greenway Plaza
             Houston, Texas                                      77046-0995
(Address of principal executive offices)                         (Zip Code)



       Registrant's telephone number, including area code: (713) 877-1400



                          ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

================================================================================

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


                       COASTAL 1987 DRILLING PROGRAM, LTD.
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                                                       June 30,       December 31,
                                       ASSETS                                            1996             1995
                                                                                     ------------     ------------
                                                                                      (Unaudited)

Current Assets:
   Cash and cash equivalents....................................................       $      15       $     48
   Accounts receivable - affiliates.............................................             102            122
                                                                                       ---------       --------
      Total Current Assets......................................................             117            170
                                                                                       ---------       --------

Gas and Oil Properties - at full-cost...........................................          17,759         17,751
   Less accumulated depreciation and amortization...............................          16,881         16,828
                                                                                       ---------       --------
                                                                                             878            923
                                                                                       ---------       --------
                                                                                       $     995       $  1,093
                                                                                       =========       ========



                        LIABILITIES AND PARTNERS' CAPITAL


Current Liabilities:
   Accounts payable - affiliates................................................       $      42       $     98

Long-Term Liabilities:
   Accounts payable - affiliate.................................................              79             86

Partners' Capital...............................................................             874            909
                                                                                       ---------       --------
                                                                                       $     995       $  1,093
                                                                                       =========       ========



                        See Note to Financial Statements.

                       COASTAL 1987 DRILLING PROGRAM, LTD.
                         STATEMENT OF PARTNERS' CAPITAL
                             (Thousands of Dollars)



                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     ----------------------------
                                                                                        1996              1995
                                                                                     -----------      -----------
                                                                                              (Unaudited)


General Partner:
   Balance, beginning of period.................................................     $         9      $        11
   Earnings (loss)..............................................................               1                -
   Distributions................................................................              (1)               -
                                                                                     -----------      -----------
     Balance, end of period.....................................................               9               11
                                                                                     -----------      -----------

Limited Partners:
   Balance, beginning of period.................................................             900            1,143
   Earnings (loss)..............................................................              54               (9)
   Distributions................................................................             (89)             (60)
                                                                                     -----------      -----------
     Balance, end of period.....................................................             865            1,074
                                                                                     -----------      -----------
                                                                                     $       874      $     1,085
                                                                                     ===========      ===========



                             STATEMENT OF OPERATIONS
           (Thousands of Dollars, Except per Limited Partnership Unit)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ----------------------------   -------------------------
                                                         1996              1995         1996              1995
                                                      ----------       -----------   -----------      --------
                                                                               (Unaudited)

Revenues:
   Sale of gas and oil............................    $      166       $       157   $       346      $       330
   Interest.......................................             1                12             1               13
                                                      ----------       -----------   -----------      -----------
                                                             167               169           347              343
                                                      ----------       -----------   -----------      -----------

Costs and Expenses:
   Lease operating................................           104               108           205              233
   Administrative fee.............................            17                19            34               38
   Depreciation and amortization..................            24                39            53               81
                                                      ----------       -----------   -----------      -----------
                                                             145               166           292              352
                                                      ----------       -----------   -----------      -----------

Net Earnings (Loss)...............................    $       22       $         3   $        55      $        (9)
                                                      ==========       ===========   ===========      ===========

Net Earnings (Loss) Per Limited
  Partnership Unit................................    $     1.56       $      0.21   $      3.89      $     (0.64)
                                                      ==========       ===========   ===========      ===========



                        See Note to Financial Statements.

                       COASTAL 1987 DRILLING PROGRAM, LTD.
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     ----------------------------
                                                                                        1996              1995
                                                                                     -----------      -----------
                                                                                              (Unaudited)

Cash Flows From Operating Activities:
   Net earnings (loss)..........................................................     $        55      $        (9)
                                                                                     -----------      -----------
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Depreciation and amortization..........................................              53               81
         Decrease in accounts receivable - affiliates...........................              20                -
         Decrease in accounts payable - affiliates..............................             (63)             (18)
                                                                                     -----------      -----------
            Total adjustments...................................................              10               63
                                                                                     -----------      -----------
               Net cash provided by operating activities........................              65               54
                                                                                     -----------      -----------

Cash Flows From Investing Activities:
   Capital expenditures.........................................................              (8)              (5)
   Proceeds from the sale of property and equipment.............................               -                -
                                                                                     -----------      -----------
      Net cash used by investing activities.....................................              (8)              (5)
                                                                                     -----------      -----------

Cash Flows From Financing Activities:
   Distributions paid...........................................................              90              (60)
                                                                                     -----------      -----------
      Net decrease in cash and cash equivalents.................................             (33)             (11)
      Cash and cash equivalents at beginning of the period......................              48               40
                                                                                     -----------      -----------
      Cash and cash equivalents at end of the period............................     $        15      $        29
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         Liquidity and Capital Resources

     The Partnership Payout balance was reduced by $57,000 in the second quarter to $9,553,000 as of June 30, 1996, compared to the original balance of $14,141,000 at the start of the Program. Partnership Payout will not have been achieved at termination of the Partnership on January 1, 1997.

     A cash distribution of $2.00 per limited partnership unit was made for the second quarter of 1996, bringing total distributions since inception of the Program to $230.30 per $1,000 unit.

     The General Partner purchased all the 190 limited partnership units tendered during the 1996 purchase offer period in accordance with the Agreement of Limited Partnership.

                              Results of Operations

     The Company's results of operations for the comparable three and six month periods ended June 30, 1996 and 1995 are as follows:

     Revenues from the sale of production in the second quarter of 1996 increased $9,000 (6%) over the 1995 second quarter. Natural gas revenues were up $16,000 (36%) reflecting an increase in the net weighted average price of natural gas to $2.02 per thousand cubic feet in the second quarter of 1996 from $1.22 per thousand cubic feet in the second quarter of 1995 partially offset by a decrease in production volumes to 28 million cubic feet in the 1996 second quarter compared with 34 million cubic feet in the 1995 second quarter. Crude oil, condensate and natural gas liquids revenues decreased $7,000 (6%), reflecting a decrease in production volumes to 6,538 barrels from 6,923 barrels partially offset by an increase in the net weighted average price of crude oil, condensate and natural gas liquids to $16.64 per barrel in the 1996 second quarter from $15.16 per barrel in the 1995 second quarter.

     The decrease in natural gas volumes was primarily attributable to normal production declines.

     Lease operating expense decreased $4,000 (4%) primarily attributable to decreased maintenance expenses. Administrative fee decreased $2,000 (11%) as a result of a restructuring of the fee by the General Partner. Depreciation and amortization expense decreased $15,000 (38%) primarily as a result of decreased rates and decreased production volumes.

     Revenues from the sale of production in the first half of 1996 increased $16,000 (5%) over the 1995 first half. Natural gas revenues were up $11,000 (11%) as the average price, net of severance taxes, increased to $1.87 per thousand cubic feet in the first six months of 1996 from $1.26 in the first half of 1995, partially offset by a decrease in production volumes to 57 million cubic feet in the first half of 1996 from 76 million cubic feet in the first half of 1995. Crude oil, condensate and natural gas liquids revenues increased $5,000 (2%), reflecting an increase in the weighted average price, net of severance taxes, to $16.39 per barrel in the first half of 1996 from $14.89 per barrel in the first half of 1995, partially offset by a decrease in production volumes to 13,682 barrels in the first half of 1996 from 14,009 barrels in the first half of 1995.

     The decreases in natural gas production and crude oil, condensate and natural gas liquids volumes in the first half of 1996 were primarily the result of normal production declines.

     Lease operating expense decreased $28,000 (12%) in the first half of 1996 due primarily to decreased operations and maintenance expenses. The administrative fee decreased $4,000 (11%) in the first half of 1996 as a result of a restructuring of the fee by the General Partner. Depreciation and amortization decreased $28,000 (35%) in the same period primarily due to decreased rates and decreased production volumes.

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

        None.

Item 5.        Other Information.

        None.

Item 6.        Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               None.

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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

                                    COASTAL 1987 DRILLING PROGRAM, LTD.
                                                (Registrant)

                                  By Its General Partner,
                                  Coastal Limited Ventures, Inc.


Date:  August 12, 1996            By:             COBY C. HESSE
                                     -----------------------------------
                                                 Coby C. Hesse
                                             Senior Vice President
                                           (As Authorized Officer and
                                            Chief Accounting Officer)