Form 10-Q
period 1996-09-30
COASTAL 1987 DRILLING PROGRAM LTD
filed 1996-11-12
CIK 812067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1996
                                 OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
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




                       COASTAL 1987 DRILLING PROGRAM, LTD.
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   September 30,    December 31,
                                     ASSETS                                            1996             1995
                                                                                   -------------    ------------
                                                                                    (Unaudited)

Current Assets:
   Cash and cash equivalents...................................................      $     40         $      48
   Accounts receivable - affiliates............................................           100               122
                                                                                     --------         ---------
      Total Current Assets.....................................................           140               170
                                                                                     --------         ---------

Gas and Oil Properties - at full-cost..........................................        17,760            17,751
   Less accumulated depreciation and amortization..............................        16,908            16,828
                                                                                     --------         ---------
                                                                                          852               923
                                                                                     --------         ---------
                                                                                     $    992         $   1,093
                                                                                     ========         =========




                        LIABILITIES AND PARTNERS' CAPITAL


Current Liabilities:
   Accounts payable - affiliates...............................................      $     53         $      98

Long-Term Liabilities:
   Accounts payable - affiliate................................................            65                86

Partners' Capital..............................................................           874               909
                                                                                     --------         ---------
                                                                                     $    992         $   1,093

                                                                                     ========         =========


                        See Note to Financial Statements.

                       COASTAL 1987 DRILLING PROGRAM, LTD.
                         STATEMENT OF PARTNERS' CAPITAL
                             (Thousands of Dollars)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ----------------------------
                                                                                        1996              1995
                                                                                     -----------      -----------
                                                                                             (Unaudited)
General Partner:
   Balance, beginning of period.................................................     $         9      $        11
   Earnings (loss)..............................................................               1               (1)
   Distributions................................................................              (1)              (1)
                                                                                     -----------      -----------
     Balance, end of period.....................................................               9                9
                                                                                     -----------      -----------

Limited Partners:
   Balance, beginning of period.................................................             900            1,143
   Earnings (loss)..............................................................              83             (104)
   Distributions................................................................            (118)             (96)
                                                                                     -----------      -----------
     Balance, end of period.....................................................             865              943
                                                                                     -----------      -----------
                                                                                     $       874      $       952
                                                                                     ===========      ===========



                             STATEMENT OF OPERATIONS
           (Thousands of Dollars, Except per Limited Partnership Unit)


                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                     -----------------------------   ----------------------------
                                                         1996              1995         1996              1995
                                                     -----------       -----------   -----------      -----------
                                                                               (Unaudited)

Revenues:
   Sale of gas and oil............................    $      168       $       156   $       514      $       486
   Interest.......................................             2                 2             3               15
                                                      ----------       -----------   -----------      -----------
                                                             170               158           517              501
                                                      ----------       -----------   -----------      -----------

Costs and Expenses:
   Lease operating................................            97               108           302              341
   Administrative fee.............................            17                19            51               57
   Depreciation and amortization..................            27               127            80              208
                                                      ----------       -----------   -----------      -----------
                                                             141               254           433              606
                                                      ----------       -----------   -----------      -----------

Net Earnings (Loss)...............................    $       29       $       (96)  $        84      $      (105)
                                                      ==========       ===========   ===========      ===========

Net Earnings (Loss) Per Limited
  Partnership Unit................................    $     2.05       $     (6.79)  $      5.94      $     (7.43)
                                                      ==========       ===========   ===========      ===========


                        See Note to Financial Statements.

                       COASTAL 1987 DRILLING PROGRAM, LTD.
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ----------------------------
                                                                                        1996              1995
                                                                                     -----------      -----------
                                                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net earnings (loss)..........................................................     $        84      $      (105)
                                                                                     -----------      -----------
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Depreciation and amortization..........................................              80              208
         Decrease in accounts receivable - affiliates...........................              22                5
         Decrease in accounts payable - affiliates..............................             (66)               -
                                                                                     -----------      -----------
            Total adjustments...................................................              36              213
                                                                                     -----------      -----------
               Net cash provided by operating activities........................             120              108
                                                                                     -----------      -----------

Cash Flows From Investing Activities:
   Capital expenditures.........................................................              (9)             (15)
   Proceeds from the sale of property and equipment.............................               -               74
                                                                                     -----------      -----------
      Net cash provided (used) by investing activities..........................              (9)              59
                                                                                     -----------      -----------

Cash Flows From Financing Activities:
   Distributions paid...........................................................            (119)             (97)
                                                                                     -----------      -----------
      Net increase (decrease) in cash and cash equivalents......................              (8)              70
      Cash and cash equivalents at beginning of the period......................              48               40
                                                                                     -----------      -----------
      Cash and cash equivalents at end of the period............................     $        40      $       110
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                         Liquidity and Capital Resources

     The Partnership Payout balance decreased by $71,000 in the third quarter of 1996 to $9,482,000 as of September 30, 1996, compared to the original balance of $14,141,000. Partnership Payout will not have been achieved at termination of the Partnership on January 1, 1997.

     A cash distribution of $3.30 per limited partnership unit was made for the third quarter of 1996, bringing the aggregate distributions since the Program began operations to $233.60 per $1,000 unit.


                              Results of Operations

     The Program's results of operations for the comparable three and nine month periods ended September 30, 1996 and 1995 are as follows:

     Revenues from the sale of production in the third quarter of 1996 increased $12,000 (8%) over the 1995 third quarter. Natural gas revenues were up $25,000 (58%) reflecting an increase in the net weighted average price of natural gas to $2.01 per thousand cubic feet in the third quarter of 1996 from $1.33 per thousand cubic feet in the third quarter of 1995 and an increase in production volumes to 31 million cubic feet in the 1996 third quarter compared with 27 million cubic feet in the 1995 third quarter. Crude oil, condensate and natural gas liquids revenues decreased $13,000 (12%), reflecting a decrease in production volumes to 5,478 barrels from 7,827 barrels partially offset by an increase in the net weighted average price of crude oil, condensate and natural gas liquids to $16.73 per barrel in the 1996 third quarter from $13.65 per barrel in the 1995 third quarter.

     The increase in natural gas volumes was primarily attributable to increased production from the LaPerla Ranch Field in South Texas due to market conditions in the area. The decrease in crude oil, condensate and natural gas liquids volumes was primarily attributable to normal production declines.

     Lease operating expense decreased $11,000 (10%) primarily attributable to decreased maintenance expenses. Administrative fee decreased $2,000 (11%) as a result of a restructuring of the fee by the General Partner. Depreciation and amortization expense decreased $100,000 (79%) primarily as a result of a non-cash charge of $86,000 being recorded in the third quarter of 1995 in order that the net investment in gas and oil properties would not exceed the estimated future net revenues from proven reserves, computed at current prices, and discounted at 10% as required under the full-cost method of accounting for gas and oil properties.

     Revenues from the sale of production in the first nine months of 1996 increased $28,000 (6%) over the 1995 first nine months. Natural gas revenues were up $36,000 (24%) as the average price, net of severance taxes, increased to $1.92 per thousand cubic feet in the first nine months of 1996 from $1.28 in the first nine months of 1995, partially offset by a decrease in production volumes to 88 million cubic feet in the first nine months of 1996 from 103 million cubic feet in the first nine months of 1995. Crude oil, condensate and natural gas liquids revenues decreased $8,000 (2%), reflecting a decrease in production volumes to 18,360 barrels in the first nine months of 1996 from 21,836 barrels in the first nine months of 1995 partially offset by an increase in the weighted average price, net of severance taxes, to $16.49 per barrel in the first nine months of 1996 from $14.45 per barrel in the first nine months of 1995.

     The decreases in natural gas production and crude oil, condensate and natural gas liquids volumes in the first nine months of 1996 were primarily the result of normal production declines.

     Lease operating expense decreased $39,000 (11%) in the first nine months of 1996 due primarily to decreased operations and maintenance expenses. The administrative fee decreased $6,000 (11%) in the first nine months of 1996 as a result of a restructuring of the fee by the General Partner. Depreciation and amortization decreased $128,000 (62%) in the same period primarily as a result of a non-cash charge of $86,000 being recorded in the third quarter of 1995 in order that the net investment in gas and oil properties would not exceed the estimated future net revenues from proved reserves, computed at current prices, and discounted at 10% as required under the full-cost method of accounting for gas and oil properties.

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

        None.

Item 5.        Other Information.

        None.

Item 6.        Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               (27) Financial Data Schedule.

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.


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

                                          COASTAL 1987 DRILLING PROGRAM, LTD.
                                                     (Registrant)

                                          By Its General Partner,
                                          Coastal Limited Ventures, Inc.


Date:  November 12, 1996                 By:         COBY C. HESSE
                                            -------------------------------
                                                     Coby C. Hesse
                                                 Senior Vice President
                                              (As Authorized Officer and
                                               Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                  Description
------------------------------------------------------------------------------
   27        Financial Data Schedule