Form 10-K
period 1996-12-31
COASTAL 1987 DRILLING PROGRAM LTD
filed 1997-03-26
CIK 812067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to __________________

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

     Units of Limited Partnership Interests

                           ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No ____

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

Documents incorporated by reference:

     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I


Item                                                                      Page

   1.        Business ...................................................  1
   2.        Properties .................................................  3
   3.        Legal Proceedings ..........................................  3
   4.        Submission of Matters to a Vote of Security Holders ........  3



                                     PART II

   5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters ......................................  4
   6.        Selected Financial Data ....................................  4
   7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  4
   8.        Financial Statements and Supplementary Data ................  4
   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................  4



                                    PART III

  10.        Directors and Executive Officers of the Registrant..........  5
  11.        Executive Compensation......................................  6
  12.        Security Ownership of Certain Beneficial Owners and
               Management................................................ 14
  13.        Certain Relationships and Related Transactions.............. 18



                                                      PART IV

  14.        Exhibits, Financial Statement Schedules and Reports on Form
               8-K ...................................................... 19

                                     PART I


Item 1.     Business.

      Coastal 1987 Drilling Program, Ltd. ("Partnership") was a limited partnership organized under the laws of the State of Texas on March 27, 1987. Its General Partner is Coastal Limited Ventures, Inc. ("CLV"), a Texas corporation and a wholly-owned subsidiary of The Coastal Corporation ("Coastal"). The Partnership commenced operations on July 3, 1987.

      The operations of the Partnership consisted of operating, through a joint venture ("Joint Venture") described below, gas and oil wells located in several regions of the United States, which resulted from the Partnership's exploration and development drilling program ("Program") completed in 1988.

      The Partnership and CLV have no employees. None of the officers of CLV devoted full time to the activities of the Partnership.

      Under the terms of the Agreement of Limited Partnership dated as of March 27, 1987 (the "Partnership Agreement") and the Joint Venture Agreement dated as of July 3, 1987 (the "Joint Venture Agreement"), both the Partnership and the Joint Venture terminated on January 1, 1997. In accordance with the terms and conditions of the Joint Venture Agreement, upon dissolution, each gas and oil property will be sold or transferred to the Other Joint Venturer which assigned the property to the Joint Venture at a value determined by independent appraisal. After all Joint Venture assets have been liquidated and all Joint Venture obligations have been paid, the remaining cash in the Joint Venture will be distributed among the Joint Venturers. As among the Partners in the Partnership, the liquidating distribution will be distributed 99% to the Limited Partners and 1% to the General Partner. Final dissolution proceeds will be distributed to the Limited Partners in May 1997. During the dissolution phase of the Partnership, the General Partner shall act as liquidator and may be paid a reasonable fee for acting as such. The amounts determined by the independent appraisal which will be realized from the disposition of the remaining assets may differ materially from the amounts in the accompanying financial statements.

      Joint Venture

      The Joint Venture which conducted the operations of the Partnership was a Texas general partnership between the Partnership and three wholly-owned subsidiaries of Coastal. The Partnership was the managing partner of the Joint Venture. Coastal Oil & Gas Corporation, ANR Production Company and CIG Exploration, Inc. were the Other Joint Venturers, each of which is a direct or indirect, wholly-owned subsidiary of Coastal engaged primarily in gas and oil exploration and production activities.

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

      Crude oil and other liquid hydrocarbon production from Joint Venture wells was generally subject to a preferential right and option of the Other Joint Venturer to purchase such production at the higher of its posted field price or the average of the highest three prices being paid for similar production in the field. Production not sold to one of the Other Joint Venturers was sold at negotiated prices. Gas production was sold at negotiated prices.

      During 1996, crude oil sales to Texaco Trading & Transportation and Koch Oil Company and natural gas and crude oil, condensate and natural gas liquids sales to Coastal subsidiaries accounted for 15%, 16% and 54%, respectively, of the Joint Venture's gas and oil sales.

      Participation in Costs and Revenues

      Information as to participation by the Partnership and Joint Venture in costs and revenues is set forth in Note 2 of Notes to Financial Statements included herein.

      Pursuant to the Partnership Agreement, CLV received administrative fee payments from the Partnership in lieu of allocating its administrative expenses as discussed in Note 4 of Notes to Financial Statements included herein.

      The Partnership Payout balance was reduced by $279,000 during 1996 as summarized in Note 3 of Notes to Financial Statements included herein, and at year-end the balance was $9,409,000. Partnership Payout had not been achieved on January 1, 1997, when the Partnership terminated. Revenues from the sale of production and operating expenses of the Joint Venture were allocated 90% to the Partnership and 10% to the Other Joint Venturers.

      Production Operations

      The following table presents production and sales price information for 1996, 1995 and 1994.

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     --------

Production:

   Crude oil, condensate and natural gas liquids (barrels)................       24,550       29,084       35,648
   Gas (million cubic feet) ..............................................          115          133          144

Average sales price*:
   Crude oil, condensate and natural gas liquids, per barrel..............     $  17.06     $  14.51     $  13.84
   Gas, per thousand cubic feet ..........................................         2.02         1.35         1.65

------------------------------------

*Net of severance taxes.

      For a discussion of "Operations," see "Management's Review," presented on pages F-1 and F-2, included herein.

Item 2.     Properties.

      The following table sets forth information with respect to the producing gas and oil properties in which the Partnership had an interest as of December 31, 1996.

      State/Field/County                                Oil          Gas
      ------------------                                ---          ---
      California
         Moonbend, Colusa County                          -            1
      Montana
         Crane, Richland County                           1            -
         Mondak West, Richland County                     1            -
      North Dakota
         East Fork, Williams County                       2            -
      Texas
         Dover, Garza County                              1            -
         Flores, Hidalgo County                           -            1
         LaPerla, Zapata County                           -            1
         South Tokio (Leonard), Terry County              1            -
         Panhandle, Moore County                          2            -
      Utah
         Altamont, Duchesne County                        1            -
         Bluebell, Duchesne County                        1            -
      Wyoming
         South Powell, Coverse County                     1            -
                                                        ---           --

              Total                                      11            3
                                                        ===           ==

      For information on proved reserves of the Partnership, see "Supplemental Information on Exploration, Development and Production Activities," pages F-9 - F-11, included herein.

Item 3.     Legal Proceedings.

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

                                                      PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

      The Registrant had no common stock. Its ownership was represented by the Units. There were 385 holders of Units as of December 31, 1996. There was no market for the Units as transfer of Units was restricted. Under the Partnership Agreement, Units were transferable only in the event of death, by operation of law, or by a natural person by gift to family members, i.e., parents, spouses, children and grandchildren or to a trust for the benefit of such family members. The General Partner was required to offer, by May 1st of each year, commencing in 1989 and ending in 1996, to repurchase Units as discussed in Note 5 of Notes to Financial Statements included herein.

      Cash distributions to Limited Partners, which are paid quarterly, totaled $11.65 per $1,000 Unit for 1996, $11.20 for 1995 and $16.10 for 1994.

Item 6.     Selected Financial Data.

      The following selected financial data (in thousands of dollars except per Unit amounts) is derived from the Financial Statements included herein and Item 6 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Notes to Financial Statements included herein contain other information relating to this data.

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------
                                                       1996         1995         1994         1993         1992
                                                     --------     --------     --------     --------     --------
Revenues:
   Sale of gas and oil..........................     $    711     $    653     $    785     $    933     $  1,062
   Interest.....................................            5           16           11           21            6
                                                     --------     --------     --------     --------     --------
                                                          716          669          796          954        1,068

Net Earnings (Loss).............................          132          (95)          43          181           50

Net Earnings (Loss) per Unit....................         9.33        (6.72)        3.04        12.80         3.54

Total Assets at Year End........................        1,043        1,093        1,353        1,626        1,885

Cash Distribution per Unit......................        11.65        11.20        16.10        22.95         9.55




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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.

      The Partnership had no directors or executive officers. Its General Partner was CLV. The following presents information with respect to the directors and executive officers of CLV as of March 12, 1997:

Name (Age), Year First Elected
Director and/or Officer of CLV                  Positions and Offices with CLV
------------------------------                  -------------------------------
David A. Arledge (52), 1981                     Chairman of the Board and Chief
                                                   Executive Officer
Jerry D. Bullock (67), 1992                     President and Director
Coby C. Hesse (49), 1986                        Executive Vice President
Carl A. Corrallo (53), 1993                     Senior Vice President and
                                                   Director
Rodney D. Erskine (52), 1994                    Senior Vice President
Harvey R. Klingensmith (44), 1993               Senior Vice President and
                                                   Director
Austin M. O'Toole (61), 1980                    Senior Vice President, Secretary
                                                   and Director
Charles R. Carpenter (48), 1990                 Vice President
Fred H. Hallman (56), 1980                      Vice President and Controller
Wilson Humphrey (61), 1983                      Vice President
Gregory W. Hutson (45), 1989                    Vice President
Ronald D. Matthews (49), 1994                   Vice President and Treasurer
B. P. McCarley (61), 1980                       Vice President
John C. McKay (48), 1996                        Vice President
Dale V. Shultz (62), 1981                       Vice President

      The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with CLV's Annual Meeting of the sole stockholder and Annual Meeting of the Board of Directors to be held in May 1997. Each of the officers named above have been officers of CLV and/or Coastal for five years or more with the following exceptions:

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

Item 11.    Executive Compensation.

      The Registrant had no executive officers or directors. It was managed by CLV which received an annual administrative fee pursuant to the Partnership Agreement as discussed in Note 4 of Notes to Financial Statements included herein.

      CLV is an indirect, wholly-owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of the directors and officers of Coastal is contained in this section.

Summary of Cash and Certain Other Compensation

      The following table sets forth information for the fiscal years ended December 31, 1996, 1995 and 1994 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table

                                                                             Long Term Compensation
                                                                         ------------------------------
                                     Annual Compensation<F1>                Awards           Payouts
                             ----------------------------------          ------------      ------------
                                                                          Securities                        All Other
                                                                          Underlying          LTIP           Compen-
Name and                                                                   Options/          Payouts         sation
Principal Position           Year       Salary ($)    Bonus ($)<F2>       SARs (#)<F3>       ($)<F4>          $<F5>
------------------           ----       ----------    ---------          ------------     -------------    ---------

O. S. Wyatt, Jr.,            1996         849,093         300,000               -0-                             67,928
Chairman of the Board        1995         849,093         300,000               -0-                             67,928
                             1994         849,093         200,000               -0-                             67,928

David A. Arledge,            1996         707,194         300,000           150,000                             56,576
President, CEO               1995         622,867         300,000            50,000          85,875             49,829
and Director                 1994         553,873         150,000               -0-                             44,310

James F. Cordes,<F6>         1996         592,223             -0-               -0-                             12,000
Executive V.P.               1995         592,223         135,000            15,000          42,937             47,378
and Director                 1994         592,223         130,000               -0-                             47,378

James A. King,               1996         343,823          80,000            10,000                             13,572
Executive V.P.               1995         343,823          80,000            10,000                             10,141
                             1994         343,823          75,000               -0-                              6,877

Jerry D. Bullock,            1996         249,147         160,000            10,000                              6,383
Senior V.P.                  1995         249,147          75,000            10,000                              6,766
                             1994         249,147          65,000               -0-                              3,383

------------------------
<F1>
Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

<F2>
Bonuses are based on the following factors: the individual's position; the individual's responsibility; and the individual's ability to impact Coastal's financial success. See Committee Report on page 8.





<F3>
The options do not carry any stock appreciation rights.

<F4>
During 1995, Messrs. Arledge and Cordes received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.

<F5>
All Other Compensation for 1996 consists of: (i) Coastal ontributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James F. Cordes $12,000; James A. King $6,000; and Jerry D. Bullock $6,000); and
(ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,927; David A. Arledge $44,576; James F. Cordes $-0-; James A. King $7,572; and Jerry D. Bullock $383); these payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

<F6>
Mr. Cordes retired as an officer of Coastal effective March 7, 1997.

Stock Options

      The following table sets forth information with respect to stock options granted on March 1, 1996 for the fiscal year ended December 31, 1996 to the Named Executive Officers.

                                   Option/SAR Grants in Last Fiscal Year (1996)
                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                 Granted<F1>        Fiscal Year<F2>      ($/Sh)          Date         Value ($)<F3>
           ----              --------------     -----------------     ----------   --------------  --------------

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-              -0-

David A. Arledge                 150,000                22.6            36.56           2/28/06       1,848,108

James F. Cordes                     -0-                  -0-              -0-              -0-              -0-

James A. King                     10,000                 1.5            36.56           2/28/06         123,207

Jerry D. Bullock                  10,000                 1.5            36.56           2/28/06         123,207

---------------------
<F1>
Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary.

<F2>
The options do not carry any stock appreciation rights.

<F3>
Based on the Black-Scholes option pricing model expressed as a ratio .337 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .1925, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 6.25%, (iii) a dividend yield of 1.40% and (iv) an expected option holding period of eight years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

                                      - 7 -

Option/SAR Exercises and Holdings

      The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1996.

                                Aggregated Option/SAR Exercises In Last Fiscal Year
                                        And FY-End Option/SAR Values (1996)

                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs           Options/SARs
                                                                         at FY-End (#)        at FY-End ($)<F1>

                           Shares Acquired                               Exercisable/           Exercisable/
        Name               on Exercise (#)      Value Realized ($)       Unexercisable          Unexercisable
--------------------    -------------------    --------------------    ----------------    ------------------
O. S. Wyatt, Jr.               -0-                     -0-             -0-     /  -0-         -0-     /     -0-
David A. Arledge               55,000               1,118,737         187,373  / 228,000   3,943,307  /  3,595,560
James F. Cordes                30,000                 234,914          -0-     /  35,000      -0-     /    754,500
James A. King                  -0-                     -0-             26,000  /  24,000     599,800  /    432,200
Jerry D. Bullock                6,000                  69,920           2,000  /  27,000      41,760  /    491,860

------------------
<F1>
$-based on the market price of $49.44 at December 31, 1996.

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

      This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1996 pay levels for the CEO.

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

      In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1996 were at or below the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graph, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

      Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1996 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

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

      The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1996, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1996 Coastal's EBIT performance was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1996 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graph), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1996 were below target and median market levels.

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

      Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and are fully exercisable within 6 years of the grant date.

      Stock options were granted to certain of the Named Executive Officers in 1996 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted. Stock options granted by Coastal in 1996 were overall below market median levels.

1996 Chief Executive Officer Pay

      As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

David A. Arledge

      Mr. Arledge's annual salary was increased to $725,000 in 1996. This action moved his salary closer to, but still below, the market median levels of salary for the CEO position in companies of comparable size.

      Mr. Arledge's bonus for 1996 was $300,000, payable in 1997. This award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were below the aggressive Coastal targets.

      The Committee granted stock options for 150,000 shares to Mr. Arledge in 1996 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is below market median levels for the executive positions held by him.

$1 Million Pay Deductibility Cap

      Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1996 LTIP is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

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

                                                Pension Plan Table

                                                              Years of Credited Service
      5-Year Final                     --------------------------------------------------------------------
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------

      $    125,000.................  $   33,920      $  45,226      $   56,533      $  67,840     $  67,044
           150,000.................      41,420         55,226          69,033         82,840        82,044
           200,000.................      41,420         55,226          69,033         82,840        82,044
           250,000.................      41,420         55,226          69,033         82,840        82,044
           300,000.................      41,420         55,226          69,033         82,840        82,044
           350,000.................      41,420         55,226          69,033         82,840        82,044
           400,000.................      41,420         55,226          69,033         82,840        82,044
           500,000.................      41,420         55,226          69,033         82,840        82,044
           600,000.................      41,420         55,226          69,033         82,840        82,044
         1,000,000.................      41,420         55,226          69,033         82,840        82,044
         1,200,000.................      41,420         55,226          69,033         82,840        82,044

(A) Compensation covered under the Pension Plan for employees of Coastal and the Coastal Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1996.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1996 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 41 years, $460,768; Mr. Arledge, 16 years, $59,289; Mr. Cordes, 19 years, $81,059; Mr. King, 4 years $14,798
     (not vested); and Mr. Bullock, 4 years, $14,132 (not vested). Mr. Wyatt reached age 70 1/2 in January, 1995 and because of IRS requirements concerning Coastal's qualified pension plan he began receiving pension payments in April, 1996. These payments amounted to $282,775.

(C) The normal form of retirement income is a straight life annuity. Benefits payable under the Pension Plan are subject to offset by 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 331/3 years).

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

             PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                    [GRAPH]

                                            Five-Year Cumulative Values
                                              $100 Invested 12/31/91
                                               Dividends Reinvested
                                                      DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1991          1992         1993         1994         1995         1996
                                        ----          ----         ----         ----         ----         ----

Coastal                              $   100         $  99        $ 118        $ 109        $ 157        $ 207
S&P 500                                  100           108          118          120          165          203
Index<F1><F2>                            100           112          132          119          128          196

<F1>
The Index is based on Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder return weighted to reflect the market capitalization of the peer companies. The peer group is comprised of:
Burlington Res., Cabot, Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, Noram Energy, Panhandle Eastern, Questar, Seagull Energy, Sonat, Southwestern Energy, Valero and Williams Cos.

<F2>
Coastal is excluded from the Index.

Transactions with Management and Others

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

      During 1996, Coastal and/or its subsidiaries sold approximately 14,576,400 gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $10,036,200.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security Ownership of Certain Beneficial Owners.

      Holders of Units were entitled to vote only as to certain specific matters. The following table sets forth information, as of December 31, 1996, with respect to CLV and to each person known or believed by CLV to be the beneficial owner of five percent or more of the Units, the only class of securities of the Registrant outstanding.

                                                               Amount and Nature of                     Percent
Name and Address of Beneficial Owner                           Beneficial Ownership*                   of Class
------------------------------------                           --------------------                    --------
Coastal Limited Ventures, Inc.                                        4,822                                34.4
Nine Greenway Plaza
Houston, TX  77046

Massachusetts Mutual Life Insurance Co.                               2,000                                14.3
1295 State Street
Springfield, MA  01111

Warren H. and Susan K. Heller                                         1,000                                 7.1
515 West Buckey Road
Phoenix, AZ  85003

O. S. Wyatt, Jr.                                                        750                                 5.4
Nine Greenway Plaza
Houston, TX  77046

*     CLV believes that each holder of Units has sole voting and investment power.

      (b)   Security Ownership of Management.

      CLV is an indirect, wholly-owned subsidiary of Coastal. Information concerning the security ownership of certain beneficial owners and management of Coastal is contained in this section.

      The total number of shares of stock of Coastal outstanding as of March 12, 1997 is 113,995,018: consisting of 59,068 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"); 72,398 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"); 31,940 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"); 8,000,000 non-voting shares of $2.125 Cumulative Preferred Stock, Series H; 105,451,513 shares of Common Stock, and 380,099 shares of Class A Common Stock.

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

      The following table sets forth information, as of March 12, 1997, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class <F1>
     -------------------                     ------------------           ----------------            ------------

O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>               40.4
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                12,344,644  <F3>               11.7
Thrift Plan, ESOP and                       Class A Common Stock                64,429  <F3>               16.8
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Floor
Houston, Texas  77002

FMR Corp.                                       Common Stock                 7,411,815                      7.0
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     49.1
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              31,940  <F4>              100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

----------

<F1>
Class includes presently exercisable stock options held by directors and executive officers.

<F2>
Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3>
The Trustee/Custodian is the record owner of these shares; and also is the record owner of 742 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4>
Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado Interstate Gas Company, a subsidiary of Coastal.

      The following table sets forth information, as of March 12, 1997, regarding each of the current directors, including Class II directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of the Coastal. Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997; Messrs. Cordes, Gates, Johnson and McDade are Class III directors whose terms expire in 1998; and Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1999.

                                                                                                  Number of Shares
   Name, (Age), Year          Offices with Coastal                                                  Beneficially         Percent (%)
 First Became Director     and/or Principal Occupation                    Title of Class              Owned<F1>           of Class*
 ---------------------     ---------------------------                    --------------          ----------------      -----------

O. S. Wyatt, Jr.          Chairman of the Board                           Common Stock               2,858,863  <F2>         2.7
(72), 1955                                                                Class A Common Stock         154,577  <F2>        40.4

Harold Burrow             Vice Chairman of the Board;                     Common Stock                 137,127  <F2>
(82), 1973                Chairman of Colorado Interstate Gas             Class A Common Stock          13,601               3.6
                          Company and American Natural
                          Resources Company

David A. Arledge          President and                                   Common Stock                 181,112
(52), 1988                Chief Executive Officer                         Class A Common Stock           2,352

John M. Bissell           Chairman of the Board                           Common Stock                   5,080
(66), 1985                of Bissell Inc.                                 Class A Common Stock             -0-

George L. Brundrett, Jr.  Attorney                                        Common Stock                   4,910
(75), 1973                                                                Class A Common Stock           2,290

Roy D. Chapin, Jr.        Former Chairman and                             Common Stock                   3,250  <F2>
(81), 1988                Chief Executive Officer                         Class A Common Stock             -0-
                          of American Motors Corporation

James F. Cordes           Retired; former Executive Vice                  Common Stock                  18,708
(56), 1985                President of Coastal                            Class A Common Stock             -0-

Roy L. Gates              Ranching and Investments                        Common Stock                   4,095
(68), 1969                                                                Class A Common Stock           2,736

Kenneth O. Johnson        Senior Vice President                           Common Stock                  40,020
(76), 1988                                                                Class A Common Stock           9,604               2.5

Jerome S. Katzin          Retired Investment Banker                       Common Stock                  41,803
(78), 1983                                                                Class A Common Stock             -0-

Thomas R. McDade          Senior Partner, Law Firm of McDade,             Common Stock                     500
(64), 1993                Fogler, Maines & Lohse L.L.P., Houston          Class A Common Stock             -0-

L. D. Wooddy, Jr.         Retired; Former President of Exxon              Common Stock                   3,000
(70), 1992                Pipeline Company                                Class A Common Stock             -0-

All directors and executive officers as a group                           Common Stock               3,711,260  <F3>         3.5
(33 persons, including the above)                                         Class A Common Stock         186,568  <F3>        48.8

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 184,288 shares of Class A Common Stock, which would constitute 48.5% of the shares of such class.






<F1>
Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Arledge (162,093 shares of Common Stock and 2,280 shares of Class A Common Stock), Cordes (8,000 shares of Common Stock), and Johnson (7,848 shares of Common Stock).

<F2>
Includes shares owned by the spouse and a son of Mr. Wyatt (266,895 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock) and by the spouse of Mr. Chapin (1,000 shares of Common Stock), as to which shares beneficial ownership is disclaimed.

<F3>
Includes presently exercisable stock options to purchase 453,829 shares of Common Stock and 2,280 shares of Class A Common Stock; also includes 280,928 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

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

      Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade, Fogler, Maines & Lohse L.L.P. Prior to forming McDade, Fogler, Maines & Lohse L.L.P., he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

      Messrs. Arledge and Burrow are directors of Colorado Interstate Gas Company and ANR Pipeline Company. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     The following table sets forth information, as of December 31, 1996, concerning ownership of units of limited partnership interests in the Coastal 1987 Drilling Program, Ltd., by directors and all directors and executive officers as a group.

                                                                                           1987
                                                                                        ($1,000 Unit)
                                                                                   --------------------
Directors                                                                          Units        Percent*
---------                                                                          -----        -------
O. S. Wyatt, Jr. ............................................................       750          5.4
Harold Burrow ...............................................................       100            -
David A. Arledge ............................................................         -            -
John M. Bissell .............................................................         -            -
George L. Brundrett, Jr. ....................................................         -            -
Roy D. Chapin, Jr. ..........................................................        20            -
James F. Cordes .............................................................         -            -
Roy L. Gates ................................................................         -            -
Kenneth O. Johnson ..........................................................         -            -
Jerome S. Katzin ............................................................         -            -
Thomas R. McDade.............................................................         -            -
L. D. Wooddy, Jr.............................................................         -            -
All directors and executive
  officers as a group (33 persons,
  including the above) ......................................................       890          6.4

-----------------------

*     Less than 1% unless otherwise indicated.

      (c)  Changes in Control.

      Coastal knows of no arrangement which may, at a subsequent date, result in a change in control of Coastal or CLV.

Item 13.   Certain Relationships and Related Transactions.

      The General Partner and the Other Joint Venturers are Coastal subsidiaries, as discussed in Item 1 herein, and the directors of CLV are officers and/or directors of one or more Coastal subsidiaries, or of Coastal, as indicated in Item 10 herein. CLV receives payments from the Partnership of administrative fees and the Partnership has account balances with the Other Joint Venturers, as described in Note 4 of Notes to Financial Statements included herein. Certain production, in which the Partnership has an interest, is being sold to Coastal subsidiaries, as discussed in Item 1 herein. During 1996, sales of natural gas amounting to $228,000 and sales of crude oil, condensate and natural gas liquids amounting to $153,000 were made to Coastal subsidiaries at market value.

      Additional information called for by this item is set forth under Item 11, "Executive Compensation," and Note 4 of Notes to Financial Statements included herein.

      (b)  Certain business relationships.

           None.

      (c)  Indebtedness of management.

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

                                                                          Page

           Independent Auditors' Report.................................   F-3

           Balance Sheet - December 31, 1996 and 1995...................   F-4

           Statement of Partners' Capital for the years ended
           December 31, 1996, 1995 and 1994.............................   F-4

           Statement of Operations for the years ended
           December 31, 1996, 1995 and 1994.............................   F-5

           Statement of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994.............................   F-5

           Notes to Financial Statements ...............................   F-6

           Supplemental Information on Exploration, Development
           and Production Activities (unaudited) .......................   F-9

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

            27*   Financial Data Schedule



      +Incorporated by reference from Registration Statement No. 33-13096. *Indicates filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 1996.

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

COASTAL 1987 DRILLING PROGRAM, LTD.
(Registrant)

By Its General Partner,
Coastal Limited Ventures, Inc.


By:   JERRY D. BULLOCK
      ----------------------------------------
      Jerry D. Bullock
      President and Chief Executive Officer
      March 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   DAVID A. ARLEDGE
      ----------------------------------------
      David A. Arledge
      Principal Financial Officer and Director
      March 24, 1997

By:   COBY C. HESSE
      ----------------------------------------
      Coby C. Hesse
      Principal Accounting Officer
      March 24, 1997

By:   JERRY D. BULLOCK
      ----------------------------------------
      Jerry D. Bullock
      Director
      March 24, 1997

By:   CARL A. CORRALLO
      ----------------------------------------
      Carl A. Corrallo
      Director
      March 24, 1997

By:   HARVEY R. KLINGENSMITH
      ----------------------------------------
      Harvey R. Klingensmith
      Director
      March 24, 1997

By:   AUSTIN M. O'TOOLE
      ----------------------------------------
      Austin M. O'Toole
      Director
      March 24, 1997

                               MANAGEMENT'S REVIEW


Management's Discussion and Analysis of Financial Condition and Results of Operations


                         LIQUIDITY AND CAPITAL RESOURCES

      Effective January 1, 1997, the Partnership terminated in accordance with the provisions for dissolution set forth in the Partnership Agreement as summarized in Note 1 of Notes to Financial Statements. Final dissolution proceeds will be distributed in May 1997. Partnership Payout, as defined in Note 3 to the accompanying financial statements, had not been achieved on the termination date.

                              RESULTS OF OPERATIONS

      Annual changes shown in this discussion are in comparison with the year immediately preceding.

Production

      Natural gas production decreased 18 million cubic feet (14%) in 1996 and 11 million cubic feet (8%) in 1995. The 1996 decrease was primarily due to normal production declines. The decrease in 1995 was primarily attributable to decreased production from the La Perla Ranch Field in South Texas due to market conditions in the area.

      Production of crude oil, condensate and natural gas liquids decreased 4,534 barrels (16%) in 1996 and 6,564 barrels (18%) in 1995. The 1996 and 1995 decreases were primarily due to normal production declines in various fields.

Revenues

      Revenues from the sale of production increased $58,000 (9%) in 1996 and decreased $132,000 (17%) in 1995.

      Natural gas revenues increased $51,000 (25%) in 1996 and decreased $58,000 (22%) in 1995. The 1996 increase was attributable to higher net weighted average prices, partially offset by decreased production volumes. The decrease in 1995 was the result of decreased production volumes and lower net weighted average prices.

      Crude oil, condensate and natural gas liquids revenues increased $7,000 (2%) in 1996 and decreased $74,000 (14%) in 1995. The increase in 1996 was attributable to a higher net weighted average price, partially offset by decreased production volumes. The 1995 decrease was the result of decreased production volumes, partially offset by a higher net weighted average price.

      Interest and other income decreased $11,000 (69%) in 1996 and increased $5,000 (45%) in 1995. The changes are due to varying levels of cash available for investment purposes and miscellaneous income from operations.

Operating Expenses

      Lease operating expenses decreased $25,000 (6%) in 1996 and $37,000 (8%) in 1995. The 1996 decrease was primarily due to decreased maintenance expenses. The reduction in 1995 was primarily attributable to decreased production taxes.

Administrative Fee

      Administrative fees decreased $8,000 (11%) in 1996 as a result of a restructuring of the fee by the General Partner.

Depreciation and Amortization

      Depreciation and amortization decreased $147,000 (62%) in 1996 and increased $48,000 (25%) in 1995. The 1996 decrease was primarily a result of decreased carrying value charges, a decreased rate and decreased production volumes. The increase in 1995 was primarily as a result of a non-cash charge of $86,000 being recorded so that the net investment in gas and oil properties would not exceed the estimated future net revenues from proved reserves, computed at prices at the end of the reported period, and discounted at 10% as required under the full-cost method of accounting for gas and oil properties, partially offset by a decreased rate and decreased production volumes.

Cash Distributions

      Cash distributions to Limited Partners since commencement of operations were (December distribution is made in the subsequent February):

                                                                            Amount Per Unit
                                                     -------------------------------------------------------------
      Period Ended                                     1996         1995         1994         1993         1992
      ------------                                   --------     --------     --------     --------     ---------

      March 31...................................    $   2.80     $   1.55     $   3.45     $   5.00     $    1.55
      June 30....................................        2.00         2.60         4.50         7.75          1.50
      September 30...............................        3.30         3.70         5.70         4.80          1.50
      December 31................................        3.55         3.35         2.45         5.40          5.00
                                                     --------     --------     --------     --------     ---------
         Total...................................    $  11.65     $  11.20     $  16.10     $  22.95     $    9.55
                                                     ========     ========      =======     ========     =========

      Cumulative.................................    $ 237.15     $ 225.50     $ 214.30     $ 198.20     $  175.25
                                                     ========     ========     ========     ========     =========


                                                                            Amount Per Unit
                                                     -------------------------------------------------------------
      Period Ended                                     1991         1990         1989         1988         1987
      ------------                                   --------     --------     --------     --------     ---------

      March 31...................................    $   1.00     $   2.30     $   4.40     $      -     $       -
      June 30....................................           -        28.85         2.80         4.30             -
      September 30...............................           -         3.40         2.15         7.00         11.65
      December 31................................       67.15         6.45         2.15         2.50         19.60
                                                     --------     --------     --------     --------     ---------

         Total...................................    $  68.15     $  41.00     $  11.50     $  13.80     $   31.25
                                                     ========     ========     ========     ========     =========

      Cumulative.................................    $ 165.70     $  97.55     $  56.55     $  45.05
                                                     ========     ========     ========     ========

      The 1991 fourth quarter distribution includes proceeds attributable to the sale of Program wells in the Roaring Fork Field in Virginia.

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Coastal 1987 Drilling Program, Ltd.
Houston, Texas

      We have audited the accompanying balance sheets of Coastal 1987 Drilling Program, Ltd. (a Texas limited partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, operations and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Coastal 1987 Drilling Program, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the financial statements, both the Partnership and the Joint Venture terminated on January 1, 1997, under the terms of the Partnership Agreement and the Joint Venture Agreement. The amounts determined by the independent engineer which will be realized from the disposition of the remaining assets may differ materially from the amounts in the accompanying financial statements.


DELOITTE & TOUCHE LLP





Houston, Texas
March 4, 1997

                       COASTAL 1987 DRILLING PROGRAM, LTD.
                          (A TEXAS LIMITED PARTNERSHIP)

                                  BALANCE SHEET
                             (Thousands of Dollars)
                                                                                                 December 31,
                                                                                            ----------------------
                                                                                              1996         1995
                                                                                            --------     ---------
ASSETS

     CURRENT ASSETS:
         Cash and cash equivalents.....................................................     $     51     $      48
         Accounts receivable - affiliates..............................................          148           122
                                                                                            --------     ---------
              TOTAL CURRENT ASSETS.....................................................          199           170
                                                                                            --------     ---------

     GAS AND OIL PROPERTIES - at full-cost.............................................       17,762        17,751
         Less accumulated depreciation and amortization................................       16,918        16,828
                                                                                            --------     ---------
                                                                                                 844           923
                                                                                            --------     ---------
                                                                                            $  1,043     $   1,093
                                                                                            ========     =========

LIABILITIES AND PARTNERS' CAPITAL

     CURRENT LIABILITIES:
         Accounts payable - affiliates.................................................     $    169     $      98
     LONG TERM LIABILITIES:
         Accounts payable - affiliate..................................................            -            86
     PARTNERS' CAPITAL.................................................................          874           909
                                                                                            --------     ---------
                                                                                            $  1,043     $   1,093
                                                                                            ========     =========



                         STATEMENT OF PARTNERS' CAPITAL
                             (Thousands of Dollars)


                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     ---------

GENERAL PARTNER:
     Balance, beginning of year...........................................     $      9     $     11     $      14
     Net earnings (loss)..................................................            1           (1)            -
     Distributions........................................................           (1)          (1)           (3)
                                                                               --------     --------     ---------
         Balance, end of year.............................................            9            9            11
                                                                               --------     --------     ---------

LIMITED PARTNERS:
     Balance, beginning of year...........................................          900        1,143         1,374
     Net earnings (loss)..................................................          131          (94)           43
     Distributions........................................................         (166)        (149)         (274)
                                                                               --------     --------     ---------
         Balance, end of year.............................................          865          900         1,143
                                                                               --------     --------     ---------
                                                                               $    874     $    909     $   1,154
                                                                               ========     ========     =========

                       See Notes to Financial Statements

                       COASTAL 1987 DRILLING PROGRAM, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENT OF OPERATIONS
           (Thousands of Dollars Except per Limited Partnership Unit)

                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     ---------
REVENUES:
     Sale of gas and oil:
         Affiliates.......................................................     $    381     $    227     $     266
         Non-affiliates...................................................          330          426           519
                                                                               --------     --------     ---------
                                                                                    711          653           785
     Interest and other...................................................            5           16            11
                                                                               --------     --------     ---------
                                                                                    716          669           796
                                                                               --------     --------     ---------

COSTS AND EXPENSES:
     Lease operating......................................................          426          451           488
     Administrative fee - affiliate.......................................           68           76            76
     Depreciation and amortization........................................           90          237           189
                                                                               --------     --------     ---------
                                                                                    584          764           753
                                                                               --------     --------     ---------

NET EARNINGS (LOSS).......................................................     $    132     $    (95)    $      43
                                                                               ========     ========     =========

NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT..........................     $   9.33     $  (6.72)    $    3.04
                                                                               ========     ========     =========

                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     ---------
Cash flows from operating activities:
     Net earnings (loss)..................................................     $    132     $    (95)    $      43
                                                                               --------     --------     ---------
     Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization....................................           90          237           189
         Increase in accounts receivable - affiliates.....................          (26)         (27)          (23)
         Decrease in accounts payable - affiliates........................          (15)         (15)          (39)
                                                                               --------     --------     ---------
         Total adjustments................................................           49          195           127
                                                                               --------     --------     ---------
         Net cash provided by operating activities........................          181          100           170
                                                                               --------     --------     ---------

Cash flows from investing activities:
     Capital expenditures.................................................          (11)         (16)            -
     Proceeds from the sale of property and equipment.....................            -           74            38
                                                                               --------     --------     ---------
         Net cash provided (used) by investing activities.................          (11)          58            38
                                                                               --------     --------     ---------

Cash flows from financing activities:
     Distributions paid...................................................         (167)        (150)         (277)
                                                                               --------     --------     ---------
         Net increase (decrease) in cash and cash equivalents.............            3            8           (69)
         Cash and cash equivalents at beginning of the year...............           48           40           109
                                                                               --------     --------     ---------
         Cash and cash equivalents at end of the year.....................     $     51     $     48     $      40
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

      All costs and revenues of the Partnership were allocated 1% to the General Partner and 99% to the Limited Partners. Net earnings (loss) per Limited Partnership Unit was calculated by dividing the net earnings (loss) attributable to Limited Partners by the 14,000 units outstanding.

      Under the terms of the Partnership Agreement and the Joint Venture Agreement, both the Partnership and the Joint Venture terminated on January 1, 1997. In accordance with the terms and conditions of the dissolution, each gas and oil property will be sold or transferred to the Other Joint Venturer which assigned the property to the Joint Venture at a value determined by independent appraisal, (see "Partnership Interest in Proved Reserves" on page F-10). After all Joint Venture assets have been liquidated and all Joint Venture obligations have been paid, the remaining cash in the Joint Venture will be distributed among the Joint Venturers. As among the Partners in the Partnership, the liquidating distribution will be distributed 99% to the Limited Partners and 1% to the General Partner in May 1997. The amounts determined by the independent appraisal which will be realized from the disposition of the remaining assets may differ materially from the amounts in the accompanying financial statements.

Statement of Cash Flows

      Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Gas and Oil Properties

      The Partnership followed the full-cost method of accounting for gas and oil properties. Under this method, all costs incurred in the exploration and development of gas and oil properties, including unproductive wells, were capitalized. Depreciation and amortization of gas and oil properties was provided on the unit-of-production basis whereby the unit rate was determined by dividing the total unrecovered carrying value of all gas and oil properties plus future development costs by the estimated proved reserves included therein, as estimated by an independent engineer, adjusted so that the net investment in gas and oil properties did not exceed the estimated future net revenues from proved reserves, computed at prices at the end of the reported period, discounted at 10%. The depreciation and amortization rates amounted to $0.35, $0.44 and $0.53 per equivalent unit of a thousand cubic feet of natural gas production during 1996, 1995 and 1994, respectively.

      No property acquisition costs were recorded by the Partnership since all drilling blocks were contributed to the Joint Venture by the Other Joint Venturers. Development costs (recovery of costs) recorded by the Partnership during 1996, 1995 and 1994 were $11,000, ($58,000) and ($38,000), respectively.
The development costs were attributable to capitalized well maintenance activities and abandonments, net of salvage.

Taxes

      No provision for income tax expense is reflected in the financial statements since the income and deductions of the Partnership are reported on the separate tax returns of the individual partners. State severance taxes are classified as lease operating expenses.

Note 2.  Participation in Costs and Revenues

      Under the terms of the Partnership and Joint Venture Agreements, revenues, costs and expenses were allocated on the following basis:

                                                                                                      Other Joint
                                                                                   Partnership         Venturers
                                                                                   -----------        -----------
      Assignments of Development and Exploratory
         Well Drilling Blocks and Overriding Royalty Interests                            0%               100%

      Cost of Drilling, Completing and Equipping Wells                                  100%                 0%

      Repayment of Joint Venture Note and Interest                                      100%                 0%

      Operating Costs                                                                    90%                10%

      Revenues from Drilling Blocks                                                      90%                10%

      Revenues from Overriding Royalty Interests                                        100%                 0%

      All costs and revenues of the Partnership were allocated 1% to the General Partner and 99% to the Limited Partners.

Note 3.  Partnership Payout

      Partnership Payout is defined in the Partnership Agreement as the close of business on the last day of the calendar month during which revenues from the sale of production less operating costs of the Joint Venture allocated to the Partnership and less amounts applied to pay in full the principal of, and interest on, the Joint Venture Note plus gains on the sale or other disposition of Joint Venture assets credited to the capital account of the Partnership plus interest earned after July 3, 1987 (effective date of operations), by the Partnership plus any contributions distributed pro rata to the Partners as a return of capital, first equal the sum of $14,141,000 plus Permitted Excess Drilling Costs, if any. Partnership Payout had not been achieved at the termination of the Partnership. Partnership Payout status is (Thousands of Dollars):

     Balance at December 31, 1993......................................................                  $  10,310

     Less 1994:
         Production Revenues...........................................................     $    785
         Interest and Other Income.....................................................           11
         Lease Operating Costs.........................................................         (488)
         Proceeds from Sale of Property, net of Capitalized Operating Costs............           38           346
                                                                                            --------     ---------

     Balance at December 31, 1994......................................................                      9,964

     Less 1995:
         Production Revenues...........................................................          653
         Interest Income...............................................................           16
         Lease Operating Costs.........................................................         (451)
         Proceeds from Sale of Property, net of Capitalized Operating Costs............           58           276
                                                                                            --------     ---------

     Balance at December 31, 1995......................................................                      9,688

     Less 1996:
         Production Revenues...........................................................          711
         Interest Income...............................................................            5
         Lease Operating Costs.........................................................         (426)
         Capitalized Operating Costs...................................................          (11)          279
                                                                                            --------     ---------

     Balance at December 31, 1996......................................................                  $   9,409
                                                                                                         =========

Note 4.  Transactions with Related Parties

Accounts with Affiliated Companies

      The accounts receivable - affiliates and accounts payable - affiliates balances are with the General Partner and Other Joint Venturers, and resulted from provisions of the Partnership Agreement, Joint Venture Agreement and transactions in the ordinary course of business as more fully explained in the following paragraphs.

Fee to General Partner

      Under terms of the Partnership Agreement, the General Partner was entitled to an annual fee (paid in quarterly installments) of $400,000 in 1987, $300,000 in 1988 and $200,000 in each year from 1989 through 1996 in lieu of general and administrative overhead costs. The cumulative amount of such fee paid at any point in time could not exceed 15% of the Partnership's cumulative revenues received up to and including that point in time, with any remaining balance due carried forward and paid in subsequent quarters. However, the General Partner reduced the management fee to $68,000, $76,000 and $76,000 in 1996, 1995 and 1994, respectively, as a result of restructuring of the fee by the General Partner. Fees paid to the General Partner totaled $97,000, $91,000 and $114,000 in 1996, 1995 and 1994, respectively. As of December 31, 1996, there was a remaining balance of $81,000 payable to the General Partner.

Balances with Other Joint Venturers

      Such balances arose in the normal course of business from advance payments or billings for development and exploratory drilling activities, the sale of gas and oil production, and the operating costs of producing wells. In 1996, two unrelated companies accounted for more than 10% of gas and oil sales for the Joint Venture. In 1995 and 1994, three unrelated companies accounted for more than 10% of gas and oil sales from the Joint Venture. The Partnership's share of these sales was $225,000, $279,000 and $355,000 in 1996, 1995 and 1994,
respectively. All costs and revenues were allocated to the respective parties as indicated in Note 2.

Sales to Affiliated Companies

      During 1996, 1995 and 1994, sales of natural gas amounting to $228,000, $171,000 and $215,000, respectively, and sales of crude oil, condensate and natural gas liquids amounting to $153,000, $56,000 and $51,000, respectively, were made to Coastal subsidiaries at market value.

Note 5.  Repurchase of Partnership Units

      In accordance with the terms of the Partnership Agreement, the General Partner repurchased units tendered by Limited Partners commencing in 1989 and in each succeeding year through 1996. The purchase price of units was determined annually as of the preceding calendar year-end in accordance with the Partnership Agreement. During the 1996 repurchase period, 190 of the 9,368 eligible units were tendered by Limited Partners and were purchased by the General Partner. In 1995, 219 units were tendered and purchased. As of December 31, 1996, the General Partner held 4,822 of the 14,000 units outstanding.

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

Total Costs

      Total costs shown in the following tables were allocated as indicated in
Note 2 to the accompanying financial statements. (Thousands of Dollars)

                                                                          Allocation of Joint Venture Costs
                                                                  ------------------------------------------------
                                                                                        Other             Total
      July 3, 1987                                                                      Joint             Joint
      (Effective Date of Operations) to December 31, 1996           Partnership       Venturers          Venture
      ---------------------------------------------------         --------------    -------------    -------------
      Capital Costs <F1>
          Development.........................................     $    15,090       $       (36)      $    15,054
          Exploratory.........................................           2,672                 5             2,677
      Operating Costs <F2>....................................           5,809               640             6,449
                                                                   -----------       -----------       -----------
          Total Joint Venture Costs...........................     $    23,571       $       609       $    24,180
                                                                   ===========       ===========       ===========

      Year Ended December 31, 1996
      ----------------------------
      Capital Costs <F1>
          Development.........................................     $        11       $         1       $        12
      Operating Costs <F2>....................................             426                47               473
                                                                   -----------       -----------       -----------
          Total Joint Venture Costs...........................     $       437       $        48       $       485
                                                                   ===========       ===========       ===========

<F1>
Includes capitalized operating costs.

<F2>
Excludes depreciation and amortization expense and capitalized operating costs.

                                                                           Allocation of Partnership Costs
                                                                  --------------------------------------------------
      July 3, 1987                                                    Limited          General            Total
      (Effective Date of Operations) to December 31, 1996            Partners          Partner         Partnership
      ---------------------------------------------------         --------------    -------------    ---------------
      Capital Costs <F1>
          Development.........................................     $    14,940       $       150       $    15,090
          Exploratory.........................................           2,645                27             2,672
      Operating Costs <F2>....................................           5,752                57             5,809
      General Partner's Compensation..........................           1,303                14             1,317
      Loan Interest Costs.....................................             784                 8               792
                                                                   -----------       -----------       -----------
          Total Partnership Costs.............................     $    25,424       $       256       $    25,680
                                                                   ===========       ===========       ===========

      Year Ended December 31, 1996
      ----------------------------
      Capital Costs <F1>
          Development.........................................     $        11       $         -       $        11
      Operating Costs <F2>....................................             422                 4               426
      General Partner's Compensation..........................              67                 1                68
                                                                   -----------       -----------       -----------
          Total Partnership Costs.............................     $       500       $         5       $       505
                                                                   ===========       ===========       ===========

<F1>
Includes capitalized operating costs.

<F2>
Excludes depreciation and amortization expense and capitalized operating costs.

                                       F-9

Total Revenues

     Total revenues for the cumulative period from July 3, 1987 (effective date of operations), to December 31, 1996, and for the year ended December 31, 1996, are shown in the following tables. Revenues were allocated as indicated in Note 2 to the accompanying financial statements. (Thousands of Dollars)

                                                                                          Production Revenues
                                                                                    ------------------------------
                                                                                     Cumulative           1996
                                                                                    -------------      -----------

      Limited Partners.......................................................       $      13,904      $       704
      General Partner........................................................                 141                7
                                                                                    -------------      -----------
          Total Partnership..................................................              14,045              711
      Other Joint Venturers..................................................               1,558               79
                                                                                    -------------      -----------
          Total Joint Venture................................................       $      15,603      $       790
                                                                                    =============      ===========



                                                                                       Interest and Other Income
                                                                                    ------------------------------
                                                                                     Cumulative           1996
                                                                                    -------------      -----------

      Limited Partners.......................................................       $         448      $         5
      General Partner........................................................                   4                -
                                                                                    -------------      -----------
          Total Partnership..................................................                 452                5
      Other Joint Venturers..................................................                   -                -
                                                                                    -------------      -----------
          Total Joint Venture................................................       $          73      $         3
                                                                                    =============      ===========


Partnership Interest in Proved Reserves

      Presented below are the quantities associated with the Partnership's interest in estimated proved reserves as of December 31, 1993, 1994, 1995 and 1996. Also included are the changes in net quantities for the years ended December 31, 1994, 1995 and 1996. Natural gas is stated in millions of cubic feet. Oil includes condensate and natural gas liquids and is stated in barrels.


      Total Proved Developed Reserves                                                    Gas               Oil
      -------------------------------                                                -----------      ------------
      Total, end of 1993........................................................           1,625           182,393
      Revisions of previous estimates...........................................             122            24,119
      Production during 1994....................................................            (144)          (35,648)
                                                                                     -----------      ------------

      Total, end of 1994........................................................           1,603           170,864
      Revisions of previous estimates...........................................             208            34,252
      Production during 1995....................................................            (133)          (29,084)
                                                                                     -----------      ------------

      Total, end of 1995........................................................           1,678           176,032
      Revisions of previous estimates...........................................              69            57,533
      Production during 1996....................................................            (115)          (24,550)
                                                                                     -----------      ------------

      Total, end of 1996........................................................           1,632           209,015
                                                                                     ===========      ============

      Presented below is an estimate of the Partnership's interest at December 31, 1996, 1995 and 1994, in future net cash flows from the Joint Venture proved reserves, a standardized measure of discounted future net cash flows, and the commensurate standardized measure per Limited Partnership Unit. (Thousands of Dollars except per Limited Partnership Unit)

                                                                              1996           1995          1994
                                                                            ---------     ---------      ---------

      Future Cash Inflows................................................   $  10,824     $   6,719      $   5,806

      Future Production and Development Cost.............................      (4,306)       (3,618)        (2,921)
                                                                            ---------     ---------      ---------

      Future Net Cash Flows..............................................       6,518         3,101          2,885

      10% Annual Discount for Estimated Timing
         of Cash Flows...................................................      (2,764)       (1,403)        (1,345)
                                                                            ---------     ---------      ---------

      Standardized Measure of Discounted Future
         Net Cash Flows..................................................   $   3,754     $   1,698      $   1,540
                                                                            =========     =========      =========

      Standardized Measure of Discounted Future Net Cash Flows
         Per Limited Partnership Unit....................................   $  265.46     $  120.07      $  108.90
                                                                            =========     =========      =========

      The standardized measure of discounted future net cash flows per Limited Partnership Unit is calculated in accordance with Securities and Exchange Commission regulationsand should not be construed as the liquidation price of units as described in Note 1 of Notes to Financial Statements included herein.

      The Partnership's interest in the net quantities of gas and oil reserves and the Partnership's interest in the standardized measure of discounted future net cash flows for 1996, 1995 and 1994, were calculated by the independent engineers using a discount factor of 10%. In addition, the calculations did not include provisions for income taxes and were based on year-end prices, as adjusted for existing contractual agreements, and costs with no provision for escalations or reductions thereof. The upward revision attributed to oil in 1994 was primarily due to the production from various program wells exceeding previously recognized quantity estimates. In 1995, the upward revisions were primarily attributable to the production from various program wells exceeding previously recognized quantity estimates. The upward revision attributed to 1996 was primarily due to the performance of various wells exceeding previously recognized quantity estimates and the projected increase in commercially recoverable quantities due to higher prices.

      In the opinion of the General Partner, the above estimates do not necessarily represent the current value of the reserves or of future net cash flows which may reasonably be expected to be realized from future production.

                                  EXHIBIT INDEX


Exhibit
Number                                     Document
-------                               ------------------
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